Form 10-Q
period 2020-12-31
COLLECTORS UNIVERSE INC
filed 2021-02-12
CIK 1089143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 22, 2021
Common Stock $.001 Par Value	9,275,874

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

(i)

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42,646	$28,640
Accounts receivable, net of allowance of $146 and $98 at December 31, and June 30, 2020, respectively	2,739	2,324
Inventories, net	2,991	2,512
Prepaid expenses and other current assets	2,493	1,872
Total current assets	50,869	35,348

Property and equipment, net	8,293	6,762
Operating lease right-of-use assets	14,227	8,214
Goodwill	1,625	1,625
Intangible assets, net	2,527	2,446
Deferred income tax assets	623	623
Other assets	530	464
Total assets	$78,694	$55,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,421	$3,381
Accrued liabilities	3,671	2,713
Accrued compensation and benefits	5,553	4,854
Current portion of long-term debt	750	750
Operating lease liabilities, current	2,300	2,274
Income taxes payable	44	1,142
Deferred revenue	7,608	4,968
Total current liabilities	26,347	20,082

Long Term Debt	563	938
Operating lease liabilities, non-current	15,602	9,450

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value; 3,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 20,000 shares authorized; 9,276 and 9,240 issued and outstanding at December 31, and June 30, 2020, respectively.	9	9
Additional paid-in capital	89,895	88,918
Accumulated deficit	(53,722)	(63,915)
Total stockholders’ equity	36,182	25,012
Total liabilities and stockholders’ equity	$78,694	$55,482

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenues	$35,440	$19,456	$66,225	$39,666
Cost of revenues	12,737	8,533	24,211	16,634
Gross profit	22,703	10,923	42,014	23,032
Operating expenses:
Selling and marketing expenses	2,414	2,489	4,683	5,122
General and administrative expenses	10,284	5,160	19,517	9,999
Total operating expenses	12,698	7,649	24,200	15,121
Operating income	10,005	3,274	17,814	7,911
Interest and other income (expense), net	175	4	193	75
Income before provision for income taxes	10,180	3,278	18,007	7,986
Provision for income taxes	2,787	664	4,652	1,759
Net income	$7,393	$2,614	$13,355	$6,227

Net income per basic share:
Basic	$0.82	$0.29	$1.48	$0.69
Diluted	$0.81	$0.29	$1.47	$0.69

Weighted average shares outstanding:
Basic	9,042	8,980	9,032	8,976
Diluted	9,116	9,061	9,115	9,060
Dividends declared per common share	$0.175	$0.175	$0.35	$0.35

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2019	9,153	$9	$87,343	$(68,405)	$18,947
Stock-based compensation – restricted stock	78	-	264	-	264
Net income	-	-	-	3,613	3,613
Dividends paid	-	-	-	(1,570)	(1,570)

Balance at September 30, 2019	9,231	9	87,607	(66,362)	21,254
Stock-based compensation – restricted stock	7	-	341	-	341
Net income	-	-	-	2,614	2,614
Dividends paid	-	-	-	(1,571)	(1,571)

Balance at December 31, 2019	9,238	9	87,948	(65,319)	22,638
Stock-based compensation – restricted stock	32	-	344	-	344
Net income	-	-	-	1,927	1,927
Dividends paid	-	-	-	(1,573)	(1,573)

Balance at March 31, 2020	9,270	9	88,292	(64,965)	23,336
Stock-based compensation -restricted stock	(30)	-	626	-	626
Net income	-	-	-	2,632	2,632
Dividends paid	-	-	-	(1,582)	(1,582)

Balance at June 30, 2020	9,240	9	88,918	(63,915)	25,012
Stock-based compensation -restricted stock	64	-	1,140	-	1,140
Payments for retirement of common stock	(5)	-	(238)	-	(238)
Net income	-	-	-	5,962	5,962
Dividends paid	-	-	-	(1,580)	(1,580)

Balance at September 30, 2020	9,299	9	89,820	(59,533)	30,296
Stock-based compensation -restricted stock	-	-	1,816	-	1,816
Payments for retirement of common stock	(23)	-	(1,741)	-	(1,741)
Net income	-	-	-	7,393	7,393
Dividends paid	-	-	-	(1,582)	(1,582)
Balance at December 31, 2020	9,276	$9	$89,895	$(53,722)	$36,182

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,355	$6,227
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	1,676	1,469
Stock-based compensation expense	2,956	605
Non-cash lease expense	165	(110)
Provision for bad debts	47	27
Provision for inventory write-down	85	173
Provision for warranty	437	157
Change in operating assets and liabilities:
Accounts receivable	(463)	175
Inventories	(564)	(411)
Prepaid expenses and other	(623)	(371)
Other assets	(65)	1
Accounts payable and accrued liabilities	3,571	307
Accrued compensation and benefits	698	(490)
Income taxes payable	(1,098)	(529)
Deferred revenue	2,640	687
Net cash provided by operating activities	22,817	7,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,570)	(803)
Capitalized software	(718)	(621)
Net cash used in investing activities	(3,288)	(1,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan	(375)	(375)
Dividends paid to common stockholders	(3,169)	(3,154)
Payments for retirement of common stock	(1,979)	-
Net cash used in financing activities	(5,523)	(3,529)

Net increase in cash and cash equivalents	14,006	2,964
Cash and cash equivalents at beginning of period	28,640	19,225
Cash and cash equivalents at end of period	$42,646	$22,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$45	$65
Income taxes paid during the period	$5,750	$2,283

See accompanying notes to condensed consolidated financial statements.

COLLECTORS UNIVERSE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Collectors Universe, Inc. and its operating subsidiaries (the “Company”, “we”, “us”, or “our”). At December 31, 2020, our operating subsidiaries were Certified Asset Exchange, Inc. (“CAE”), Collectors Universe (Hong Kong) Limited, Collectors Universe (Shanghai) Limited, Collectors Universe (Japan) Limited, and Expos, LLC. (“Expos”), all of which are ultimately 100% owned by Collectors Universe, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

Tender Offer

On January 20, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) with Cards Parent LP, a Delaware limited partnership (“Parent”), and Cards Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”). The A&R Merger Agreement amended and restated the Agreement and Plan of Merger, dated November 30, 2020, between Parent, Purchaser and the Company.

Pursuant to the A&R Merger Agreement, Purchaser extended the expiration time of its tender offer (the “Tender Offer”) to purchase each issued and outstanding share of common stock to February 3, 2021, and increased the offer price to $92.00 per share of common stock (the “Offer Price”) from $75.25 per share of common stock. On February 4, 2021, Purchaser announced an extension of the expiration of the Tender Offer until February 5, 2021. The Tender Offer was extended to allow additional time for the shares of common stock tendered by guaranteed delivery to be received.

The Tender Offer expired at 12:00 midnight, New York time on February 5, 2021 (the “Expiration Date”). Broadridge Corporate Issuer Solutions, Inc., the depositary for the Tender Offer (the “Depositary”), advised Parent and Purchaser that, as of the Expiration Date, an aggregate of 5,179,075 shares of common stock (including shares of common stock treated as “rollover stock” within the meaning of Section 251(h) of the General Corporation Law of the State of Delaware, but excluding 1,093,255 shares of common stock tendered pursuant to guaranteed delivery procedures that have not yet been “received” (as defined by Section 251(h)(6) of the General Corporation Law of the State of Delaware)) had been validly tendered and not validly withdrawn pursuant to the Tender Offer. These shares of common stock represented approximately 57% of the aggregate number of shares of common stock outstanding. Because all conditions to the Tender Offer were satisfied or waived as of the Expiration Date, Purchaser accepted for payment all shares of common stock validly tendered and not validly withdrawn pursuant to the Tender Offer, and, in accordance with the terms of the Tender Offer, payment for such shares of common stock will be promptly made to the Depositary, which will then transmit such payments to the Company’s stockholders whose shares of common stock have been accepted for payment.

Following consummation of the Tender Offer, on February 8, 2021, pursuant to the terms of the A&R Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, the merger of the Purchaser into the Company with the Company as the surviving corporation was consummated (the “Merger”). In connection with the Merger, each share of common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) (except as provided in the A&R Merger Agreement) was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to the Offer Price.

In addition, with respect to each unvested equity award, at the Effective Time, (1) any vesting conditions applicable to such award were automatically accelerated in full, and (2) such award was cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Purchaser paid aggregate consideration of approximately $853 million in cash in the Tender Offer and the Merger, without giving effect to related transaction fees and expenses.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with generally accepted accounting principles as in effect in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021 or for any other interim period during such year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC (our “Fiscal 2020 10-K”) on August 26, 2020. Amounts related to disclosure of June 30, 2020 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and the notes thereto.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Leases

The Company accounts for leases, which consist primarily of office and operations facilities, in accordance with Accounting Standards Codification (“ASC”) 842 Accounting for Leases and recognizes lease obligations and corresponding right-of-use (ROU) assets for non-cancelable operating leases. Therefore, the accompanying Condensed Consolidated Balance Sheets at December 31, 2020, and June 30, 2020, include the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We do not recognize lease assets or liabilities for leases with a term of 12 months or less and recognize lease expenses for such leases on a straight-line basis over the lease term. See Note 9- Leases for additional information. As a result of the COVID-19 pandemic, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments, or charges, required to be recognized at December 31, 2020.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 93% of our consolidated revenues in the six months ended December 31, 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2020, we recognized $1,070,000 and $3,376,000 in revenue from the deferred revenue balance of $4,968,000 at June 30, 2020.

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

Goodwill and Other Long-Lived Assets

We evaluate the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if facts and circumstances indicate that impairment may have occurred. Qualitative factors are considered in performing our goodwill impairment assessment, including the significant excess of fair value over carrying value in prior years, and any material changes in the estimated cash flows of the reporting unit. We also evaluate the carrying values of all other tangible and intangible assets for impairment if circumstances arise in which the carrying values of these assets may not be recoverable on the basis of future undiscounted cash flows. We determined that no impairment of goodwill or other long-lived assets existed as of December 31, 2020.

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

Stock-Based Compensation Expense

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

Restricted Stock Awards: 2021, 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 16,864, 25,952 and 44,763 RSUs were granted in fiscal 2021, (through December 31, 2020), 2020 and 2019, respectively, with vesting in three annual installments on the last day of each of the fiscal years following the grants, with the vesting of each such installment contingent on the LTIP Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited. As discussed above, at the Effective time of the Merger, (1) any vesting conditions applicable to RSUs were automatically accelerated in full, and (2) such RSUs were cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such RSU award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Fiscal 2021, 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, 2022 and 2023, (each a “Performance Period”), in fiscal 2021, (through December 31, 2020), 2020 and 2019, the Compensation Committee of the Board of Directors, granted 33,728, 51,905 and 89,542 PSUs (at maximum) respectively, to the LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis during each Performance Period, subject to possible downward or upward adjustment of 20% of the preliminary vested PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. As the Compensation Committee establishes performance goals on an annual basis, threshold, target and maximum net cash flow goals were established for fiscal years 2021, 2020 and 2019 which give rise to a grant date for expense recognition purposes, assuming it is probable that the goals will be achieved. In the normal course, grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, an LTIP Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs, June 30, 2022 for the fiscal 2020 PSUs, and June 30, 2023 for fiscal 2021 PSUs and the threshold net cash flows goal must be achieved in at least one of the years, during the three year Performance Period. PSUs that fail to vest will be forfeited. As discussed above, at the Effective time of the Merger, (1) any vesting conditions applicable to PSUs were automatically accelerated in full, and (2) such PSUs were cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such PSU award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Non LTIP Stock Awards

In the first quarter of fiscal 2021, 10,812 fully vested shares were granted to certain management employees and to five new outside directors appointed during the quarter, for an expense of approximately $503,000 in the six months ended December 31, 2020.

Accelerated Vesting

In the three and six months ended December 31, 2020, the vesting of a total of 43,792 LTIP equity awards (of which 41,450 had been granted to the Company’s CEO, Mr. Orlando), was accelerated in order to mitigate against potential adverse tax consequences under Section 280(g) of the Tax Code. Stock-based compensation expense of approximately $617,000 was recognized for the acceleration of these equity awards in the three and six months ended December 31, 2020.

Total stock-based compensation expense recognized in the three and six months ended December 31, 2020 was $1,816,000 and $2,956,000, respectively, as compared to $341,000 and $605,000 in the three and six months ended December 31, 2019.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Financial Instruments and Cash Balances. At December 31, 2020, we had cash and cash equivalents totaling approximately $42,646,000, of which approximately $37,460,000 was invested in money market accounts, and the balance of $5,186,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts for general day-to-day operations. Cash in overseas bank accounts was approximately $3,101,000 at December 31, 2020 of which $2,163,000 was in China. We plan to remit excess cash from China in accordance with Chinese exchange control regulations. Due to those exchange control regulations in China, delays can be experienced in transferring funds out of China to Hong Kong and the United States.

Substantially all of our cash in the United States is deposited at one FDIC insured financial institution. We maintained cash due from banks, inclusive of cash in overseas accounts, in excess of the bank’s FDIC insured deposit limits of approximately $38,693,000 at December 31, 2020.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan (see above) and certain other covenants typical for this type of credit. At December 31, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at December 31, 2020 as there were no borrowings outstanding under the line of credit as of that date.

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the then term loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000, on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the lender’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with those loan covenants at December 31, 2020.

At December 31, 2020, the Company had $1,313,000 of outstanding borrowings under this Term Loan of which $750,000 is classified as a current liability and $563,000 is classified as a long-term liability in the condensed consolidated balance sheet at December 31, 2020, included elsewhere in this Report.

Accounts Receivable. A substantial portion of accounts receivable are due from collectibles dealers. There were no individual customer’s accounts receivable balance that exceeded 10% of the Company’s total gross accounts receivable balances at December 31, 2020 and at June 30, 2020. We perform analyses of the expected collectability of accounts receivable based on several factors, including the age and extent of significant past due accounts and economic conditions or trends that may adversely affect the ability of debtors to pay their account receivable balances. Based on that review, we establish an allowance for doubtful accounts, when deemed necessary. The allowance for doubtful accounts receivable was $146,000 and $98,000 at December 31, 2020 and June 30, 2020, respectively. Ultimately, we will write-off accounts receivable balances when it is determined that there is no possibility of collection.

Cards / Autograph and Coins Revenues. The authentication, and grading of cards / autographs and coins including, related services accounted for approximately 98% of our net revenues for the three and six months ended December 31, 2020, as compared to 97% and 95% in the three and six months ended December 31 2019.

Customers. Our top five customers accounted, in the aggregate, for approximately 7% of our total revenues in the three and six months ended December 31, 2020 as compared to 11% and 10% of revenues in the same periods of the prior year.

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

Capitalized Software

We capitalize certain costs incurred in the development and upgrading of our software, either from internal or external sources, as part of intangible assets and we amortize those costs on a straight-line basis over the estimated useful life of the software of three years. In the three and six months ended December 31, 2020 we capitalized approximately $337,000 and $718,000 of software development costs as compared to $342,000 and $621,000, in the three and six months ended December 31, 2019. In the three and six months ended December 31, 2020, we recorded approximately $310,000 and $593,000 as amortization expense for capitalized software as compared to $261,000 and $490,000 in the three and six months ended December 31, 2019. Planning, training, support and maintenance costs incurred either prior to or following the implementation phase of software development projects are recognized as expense in the period in which they are incurred. We evaluate the carrying value of capitalized software for possible impairment, and, if necessary, an impairment loss is recorded in the period in which any impairment is determined to have occurred.

Warranty Costs

We provide a limited warranty covering the coins and trading cards that we authenticate and grade. Under the warranty, if any collectible coin or trading card that was previously authenticated and graded by us is later submitted to us for re-grading and either (i) receives a lower grade upon that re-submittal or (ii) is determined not to have been authentic, we will offer to purchase the collectible or, in the alternative, at the customer’s option, pay the difference in value of the item at its original grade, as compared to its value at its lower grade. However, this warranty is voided if the collectible, upon re-submittal to us, is not in the same tamper-resistant holder in which it was placed at the time we last graded it. We accrue for estimated warranty costs based on historical trends and related experience. We monitor the adequacy of our warranty reserves on an ongoing basis for significant claims resulting from resubmissions receiving lower grades or deemed not to be authentic. Warranty expense recognized in the three and six months ended December 31, 2020 was $199,000 and $437,000 as compared to $116,000 and $157,000 in the three and six months ended December 31, 2019.

Dividends

In accordance with the Company’s dividend policy during the period, we paid quarterly cash dividends of $0.175 per share of common stock in the first and second quarters of fiscal 2021 and in fiscal 2020. The declaration of cash dividends in the future is subject to final determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources, its cash requirements and alternative uses of cash that the Board may conclude would represent an opportunity to generate a greater return on investment for the Company.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	June 30,
	2020	2020
Coins	$217	$195
Grading raw materials consumable inventory	3,640	3,389
	3,857	3,584
Less inventory reserve	(866)	(1,072)
Inventories, net	$2,991	$2,512

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

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	June 30,
	2020	2020
Coins grading reference sets	$68	$68
Computer hardware and equipment	3,458	2,844
Computer software	1,997	1,752
Equipment	6,734	5,566
Furniture and office equipment	1,566	1,113
Leasehold improvements	4,890	4,801
Trading card reference library	52	52
	18,765	16,196
Less accumulated depreciation and amortization	(10,472)	(9,434)
Property and equipment, net	$8,293	$6,762

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2020	2020
Warranty reserves	$914	$698
Professional fees	1,194	975
Other	1,563	1,040
	$3,671	$2,713

The following table presents the changes in the Company’s warranty reserve during the six months ended December 31, 2020 and 2019 (in thousands):

	Six Months Ended December 31,
	2020	2019
Warranty reserve beginning of period	$698	$852
Provision charged to cost of revenues	437	157
Payments	(221)	(229)
Warranty reserve, end of period	$914	$780

5. INCOME TAXES

The income tax provisions in the three and six months ended December 31, 2020 were determined based on estimated annual effective tax rates (“ETRs”) of approximately 27% and 26%, respectively, as compared to 20% and 22% in the three and six months ended December 31, 2019. All periods were adjusted for excess tax benefits or deficiencies. The ETRs for the three and six months ended December 31, 2020 also reflect limitations on the deductibility of (i) Tender Offer transaction costs that were incurred in this year’s second quarter and (ii) compensation costs in accordance with Section 162(m) of the Federal Tax code.

6. NET INCOME PER SHARE

The following table presents the changes in the Company’s weighted average shares outstanding for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Weighted average shares outstanding: Basic	9,042	8,980	9,032	8,976
Dilutive effect of unvested equity awards	74	81	83	84
Weighted average shares outstanding: Diluted	9,116	9,061	9,115	9,060

There were no anti-dilutive unvested restricted awards at December 31, 2020 and 2019. In addition, at December 31, 2020, 89,000 of unvested performance based awards were excluded from the computation of diluted earnings per share because we had not achieved the related performance goals required for those awards to vest.

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

We allocate certain operating expenses to each service segment based upon each segment’s estimated expense usage. The following tables set forth on a segment basis, including a reconciliation with the condensed consolidated financial statements, (i) revenues, (ii) depreciation and amortization, (iii) stock-based compensation expense, and (iv) operating income for the three and six months ended December 31, 2020 and 2019, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues from external customers:
Trading cards / autographs	$23,066	$8,078	$41,678	$16,172
Coins (i)	11,614	10,700	23,063	21,682
Other	760	678	1,484	1,812
Consolidated total revenue	$35,440	$19,456	$66,225	$39,666
Amortization and depreciation:
Trading cards / autographs	$261	$174	$477	$325
Coins	422	382	822	746
Other	53	84	118	176
Total	736	640	1,417	1,247
Unallocated amortization and depreciation	134	119	259	222
Consolidated amortization and depreciation	$870	$759	$1,676	$1,469
Stock-based compensation:
Trading cards / autographs	$127	$27	$190	$44
Coins	224	63	337	114
Other	37	11	57	19
Total	388	101	584	177
Unallocated stock-based compensation	1,428	240	2,372	428
Consolidated stock-based compensation	$1,816	$341	$2,956	$605
Operating income:
Trading cards / autographs	$13,127	$1,940	$21,731	$4,195
Coins	3,229	2,864	6,860	6,618
Other	358	225	695	533
Total	16,714	5,029	29,286	11,346
Unallocated operating expenses	(6,709)	(1,755)	(11,472)	(3,435)
Consolidated operating income	$10,005	$3,274	$17,814	$7,911

(i)	Includes service revenues of $3.0 million and $5.3 million generated from outside the United States in the three and six months ended December 31, 2020 as compared to $2.8 million and $5.2 million in the three and six months ended December 31, 2019

Net identifiable assets are provided by business segment as of December 31, 2020 and June 30, 2020, respectively (in thousands):

	December 31,	June 30,
	2020	2020
Identifiable Assets:
Trading cards / autographs	$6,810	$4,633
Coins	10,825	10,836
Other	1,878	1,778
Total	19,513	17,247
Unallocated assets	59,181	38,235
Consolidated assets	$78,694	$55,482
Goodwill:
Coins	$515	$515
Other	1,110	1,110
Consolidated goodwill	$1,625	$1,625

8. CONTINGENCIES

The Company is named from time to time, as a defendant in lawsuits and disputes. We establish accruals for lawsuits or disputes when it is determined that a loss is both probable and can be reasonably estimated. Accruals can be adjusted from time to time, in light of additional information.

We believe that none of the lawsuits or disputes currently pending against the Company is likely to have a material adverse effect on the Company’s financial position or results of operations.

In connection with the Tender Offer there were contingent fees, consisting, primarily, of investment banking fees, that only become payable upon consummation of merger and therefore those fees have not been accrued at December 31, 2020.

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

Operating lease right-of-use assets and liabilities are measured using the present value of future minimum lease payments over the lease term. We applied our incremental borrowing rate based on the information available at the adoption date, and for new leases, at the lease commencement date.

Information related to the Company’s total lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$758	$533	$1,291	$1,069
Variable lease cost	219	113	340	224
Total lease cost	$977	$646	$1,631	$1,293

Information related to the Company’s ROU assets and related lease liabilities were as follows (in thousands):

	Six Months Ended December 31,
	2020	2019
Cash paid for operating lease liabilities	$1,231	$1,148
ROU assets obtained in exchange for new operating lease liabilities	7,037	-
Weighted-average remaining lease term	7.2 years	7.6 years
Weighted-average discount rate	2.8%	4.8%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of December 31, 2020 (in thousands):

Fiscal Year Ending June 30,	Amount
2021(remaining 6 months)	$1,244
2022	2,161
2023	1,687
2024	1,798
2025	2,938
Thereafter	10,155
Total undiscounted future minimum lease payments	19,983
Less: Imputed interest	(2,081)
Total operating lease liabilities	$17,902
Current operating lease liabilities	$2,300
Long-term operating lease liabilities	15,602
Total operating lease liabilities	$17,902

As of December 31, 2020, we do not have additional finance or operating leases that have not commenced that would create significant obligations for us.

10. SUBSEQUENT EVENTS

Tender Offer

On January 20, 2021, the agreement to sell the Company was amended and restated among other matters, to increase the cash offer price to $92.00 per share. See Tender Offer above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Item 2 of this Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” from liability for forward-looking statements in order to encourage companies to provide prospective information about their expected future financial performance so long as they provide cautionary statements identifying important factors that could cause their actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report due to the risks to which our business is subject and other circumstances or occurrences which are not presently predictable and over which we have little or no control, including the continuing impact that the Coronavirus (“COVID-19”) may have on our business, financial condition and results of operations. Consequently, the forward-looking statements and information contained in this Report are qualified in their entirety by, and readers of this Report are urged to read the risk factors that are described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Fiscal 2020 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2020, and the section, entitled “Factors that Can affect our Results of Operations or Financial Position,” below in this Item 2.

Due to these and other possible uncertainties and risks, readers of this Report. are cautioned not to place undue reliance on the forward-looking statements that are contained or recent trends that we describe in this Report, which speak only as of the date of this Report, or to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update or revise any forward-looking statements contained in this Report or in our Fiscal 2020 10-K or any of our other prior filings with the SEC, except as may be required by applicable law or applicable NASDAQ rules.

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

Recent Developments:

(i)	Tender Offer

On January 20, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) with Cards Parent LP, a Delaware limited partnership (“Parent”), and Cards Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Purchaser”). The A&R Merger Agreement amended and restated the Agreement and Plan of Merger, dated November 30, 2020, between Parent, Purchaser and the Company.

Pursuant to the A&R Merger Agreement, Purchaser extended the expiration time of its tender offer (the “Tender Offer”) to purchase each issued and outstanding share of common stock to February 3, 2021, and increased the offer price to $92.00 per share of common stock (the “Offer Price”) from $75.25 per share of common stock. On February 4, 2021, Purchaser announced an extension of the expiration of the Tender Offer until February 5, 2021. The Tender Offer was extended to allow additional time for the shares of common stock tendered by guaranteed delivery to be received.

The Tender Offer expired at 12:00 midnight, New York time on February 5, 2021 (the “Expiration Date”). Broadridge Corporate Issuer Solutions, Inc., the depositary for the Tender Offer (the “Depositary”), advised Parent and Purchaser that, as of the Expiration Date, an aggregate of 5,179,075 shares of common stock (including shares of common stock treated as “rollover stock” within the meaning of Section 251(h) of the General Corporation Law of the State of Delaware, but excluding 1,093,255 shares of common stock tendered pursuant to guaranteed delivery procedures that have not yet been “received” (as defined by Section 251(h)(6) of the General Corporation Law of the State of Delaware)) had been validly tendered and not validly withdrawn pursuant to the Tender Offer. These shares of common stock represented approximately 57% of the aggregate number of shares of common stock outstanding. Because all conditions to the Tender Offer were satisfied or waived as of the Expiration Date, Purchaser accepted for payment all shares of common stock validly tendered and not validly withdrawn pursuant to the Tender Offer, and, in accordance with the terms of the Tender Offer, payment for such shares of common stock will be promptly made to the Depositary, which will then transmit such payments to the Company’s stockholders whose shares of common stock have been accepted for payment.

Following consummation of the Tender Offer, on February 8, 2021, pursuant to the terms of the A&R Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, the merger of the Purchaser into the Company with the Company as the surviving corporation was consummated (the “Merger”). In connection with the Merger, each share of common stock that was issued and outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) (except as provided in the A&R Merger Agreement) was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to the Offer Price.

In addition, with respect to each unvested equity award, at the Effective Time, (1) any vesting conditions applicable to such award were automatically accelerated in full, and (2) such award was cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Purchaser paid aggregate consideration of approximately $853 million in cash in the Tender Offer and the Merger, without giving effect to related transaction fees and expenses. As a result of the consummation of the Offer and the Merger, a change in control of the Company occurred. Following the consummation of the Merger, the Company became a wholly owned subsidiary of Cards Holding Inc., a Delaware corporation and a wholly owned subsidiary of Parent.

On February 8, 2021, the Company notified The Nasdaq Stock Market (“Nasdaq”) of the occurrence of the Merger and requested that trading in the Company’s common stock be suspended and that the Company’s shares of common stock be withdrawn from listing on Nasdaq, effective prior to the opening of Nasdaq on February 8, 2021. On February 8, 2021, Nasdaq filed with the SEC a notification of removal from listing on Form 25 to report that the Company common stock will no longer be listed on Nasdaq. The Company’s common stock ceased trading on Nasdaq effective prior to the opening of Nasdaq on February 8, 2021. The Company intends to file with the SEC a certification and notice of termination on Form 15 to terminate the registration of the shares of common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspend the Company’s reporting obligations under Section 13 and Section 15(d) of the Exchange Act.

(ii)	Coronavirus (COVID-19)

Despite the continuing COVID-19 pandemic, we achieved revenues of $35.4 million and $66.2 million in the three and six months ended December 31, 2020 respectively, as compared to revenues of $19.5 million and $39.7 million in the three and six months ended December 31, 2019. Operating income was $10.0 million and $17.8 million in three and six months ended December 31, 2020 as compared to $3.3 million and $7.9 million in the three and six months ended December 31, 2019.

Set forth below is a summary of the impact of COVID -19 on our business in the first half of fiscal 2021, the possible impact on future periods and the mitigation measures we implemented in response to the pandemic.

●	We have continued to apply enhanced measures to protect the health and safety of our employees and the community. Those health and safety measures included reconfiguring of our authentication and grading facility to permit social distancing and continuing to allow certain administrative and clerical personnel work remotely from their homes. As a result of these measures, there are inefficiencies in our business that did not exist prior to the COVID-19 outbreak, although we mitigated the effect of those inefficiencies by operating with multiple shifts and making extra space available to operations personnel that was previously used by the administrative and clerical personnel, who began working remotely. In addition, in October 2020, we leased additional space at our headquarters and operating facility in Santa Ana, California, to increase operating capacity in response to the on-going demand for our services which facilitated social distancing as we ramped up capacity. Some of our employees have tested positive for COVID-19, although it is unclear where they contracted the virus, which modestly impacted our operations in December 2020, but which did not require us to cease operations.

●	We earn higher average service fees from onsite authentication and grading activities at many coin trade shows and to a lesser extent, trading card shows. All scheduled trade shows in the first half of fiscal 2021 were cancelled by the operators of those shows due to the pandemic. However, we replaced some of the cancelled U.S. coins shows with smaller coin authentication and grading events that we conducted ourselves, and were successful in generating show revenues of approximately of $0.9 million and $2.4 million in the three and six months ended December 31, 2020 as compared to approximately $1.3 million and $3.0 million in the same periods of fiscal 2020, respectively. In addition, we encouraged customers to redirect trade show submissions to our California operations facility, for authentication and grading. At this time there are coin shows tentatively scheduled for the end of the third quarter and the fourth quarter of fiscal 2021, although our expectation is that they will also be cancelled due to the pandemic. Although our efforts to replace coin trade shows were reasonably successful in the first half of fiscal 2021, it is uncertain what level of on-going revenues we will be able to generate at these smaller coin authentication and grading events, in future periods.

●	There continues to be uncertainty as to the U.S. Mint’s, (the “Mint”) production and release schedule for all modern coin programs in this year’s third and fourth quarters, due to the current surge in COVID-19. In the three and six months ended December 31, 2020 we were successful in increasing U.S. modern coin revenues by $1.0 million and $1.2 million respectively, through customer engagement efforts around older Mint programs. At this time, our expectation is that the high-volume Silver Eagle Mint program that typically occurs in our third fiscal quarter is on track to occur. However, other third quarter programs may be delayed. So far in the third quarter, we are continuing to see modern coin revenues at about comparable levels as the third quarter of fiscal 2020.

●	Our China coin operation generated revenues of approximately $2.0 million and $3.6 million in the three and six months ended December 31, 2020, as compared to approximately $2.0 million and $3.3 million in the same pre-COVID periods of fiscal 2020. At December 31, 2020 we had a sizeable backlog of submissions for authentication and grading in China and therefore, we will continue to ramp up our China operations through adding local grading capacity, when possible. However, while the travel restrictions that prevent our U.S. coins experts from travelling to China are in effect, growth in China will continue to be hampered.

●	Our Expos Long Beach trade shows scheduled to take place in the first and third quarters of fiscal 2021 have been cancelled due to COVID-19 concerns. As a result, we generated no Expos revenues in the six months ended December 31, 2020 as compared to $464,000 in the same period of fiscal 2020.

●	Despite the uncertainties arising from COVID-19 discussed above, our cards and autographs business had a record backlog as of December 31, 2020 and continues to generate record customer submissions. We increased capacity through adding, primarily, operations personnel in both the first and second quarters of fiscal 2021, and we plan to continue increasing capacity in the second half of fiscal 2021.

As discussed above, our business operated at record levels during the first half of fiscal 2021. However, as discussed in the Risk Factors in the Fiscal 2020 10-K, the extent of continuing and future waves of COVID-19, could have a material adverse impact on the Company’s business, results of operations and financial condition in future periods.

Overview of the Operating Results for the Three and Six Months Ended December 31, 2020

The following table sets forth comparative financial data for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net Revenues	$35,440	100.0%	$19,456	100.0%	$66,225	100.0%	$39,666	100.0%
Cost of Revenues	12,737	35.9%	8,533	43.9%	24,211	36.6%	16,634	41.9%
Gross Profit	22,703	64.1%	10,923	56.1%	42,014	63.4%	23,032	58.1%
Selling and marketing expenses	2,414	6.8%	2,489	12.8%	4,683	7.1%	5,122	12.9%
General & administrative expenses	10,284	29.1%	5,160	26.5%	19,517	29.4%	9,999	25.3%
Operating income	10,005	28.2%	3,274	16.8%	17,814	26.9%	7,911	19.9%
Interest and other income (expense), net	175	0.5%	4	-	193	0.3%	75	0.2%
Income before provision for income taxes	10,180	28.7%	3,278	16.8%	18,007	27.2%	7,986	20.1%
Provision for income taxes	2,787	7.8%	664	3.4%	4,652	7.0%	1,759	4.4%
Net income	$7,393	20.9%	$2,614	13.4%	$13,355	20.2%	$6,227	15.7%

Net income per diluted share	$0.81		$0.29		$1.47		$0.69

Net revenues increased by $16.0 million, or 82%, to $35.4 million and by $26.6 million, or 67%, to $66.2 million in the three and six months ended December 31, 2020, respectively. These increased revenues were primarily attributable to increases of $15.0 million, or 185%, and $25.5 million, or 158%, in cards and autographs revenues, respectively, and increases of $0.9 million, or 8%, and $1.4 million, or 6%, in coin revenues, respectively. See Net Revenues below, for a more detailed discussion of the changes in revenues in this year’s three and six months periods.

Operating income increased to a quarterly record of $10.0 million and a first six months record of $17.8 million in the three and six months ended December 31, 2020, respectively, from $3.3 million and $7.9 million in the same respective periods of fiscal 2020, and represented operating margins of 28.2% and 26.9% in this year’s three and six months, respectively, as compared to 16.8% and 19.9% in last year’s three and six months.

The increased general and administrative expenses (“G&A”) of $5.1 million and $9.5 million in this year’s three and six months periods as compared to the same respective periods of the prior year included (i) increased professional fees incurred of $3.1 million in the second quarter and $5.3 million in the six months, in connection with the Tender Offer which was negotiated in this year’s second quarter, and the resolution of the, activist issue that occurred in this year’s first quarter, and (ii) increased non-cash stock based compensation expense of $1.5 million and $2.3 million in the three and six month periods. Those higher professional fees and non-cash stock-based compensation expense, in the aggregate, represented 13% and 12% of revenues in the three and six month periods, respectively.

These, as well as other factors affecting our operating results in the three and six months ended December 31, 2020, are described in more detail below. See “Factors that Can Affect Our Operating Results and Financial Position” and “Results of Operations for the Three and Six Months Ended December 31, 2020, as compared to the Three and Six Months Ended December 31, 2019”, below.

Factors That Can Affect our Operating Results and Financial Position

Factors That Can Affect our Revenues and Gross Profit Margins. Authentication and grading fees accounted for approximately 93% of our revenues in both the three and six months ended December 31, 2020. The amount of those fees and our gross profit margins are primarily driven by the volume and mix of trading cards and coins sales and purchase transactions by collectibles dealers and collectors, because our authentication and grading services generally facilitate sales and purchases of trading cards and coins by providing dealers and collectors with a high level of assurance as to the authenticity and quality of the collectibles they seek to sell or buy. Consequently, dealers and collectors most often submit trading cards and coins to us for authentication and grading at those times when they are in the market to sell or buy trading cards, coins and the other collectibles, that we authenticate and grade. Currently, our cards and autographs business is experiencing a significant increase in demand for its services, such that authentication and grading fees for that business increased by approximately 160% in the first half of this year, representing a higher number of units authenticated and graded at a substantially higher average service fee (“ASP”) in response to the increased service demand. In addition, we continue to have a record backlog of card submissions awaiting authentication and grading, at December 31, 2020.

Our authentication and grading revenues and gross profit margins are also affected by (i) the volume and mix of authentication and grading submissions among trading cards and coins; (ii) in also the case of trading cards and coins, the turnaround times requested by our customers, because we charge higher fees for faster service times; and (iii) the volume and mix of authentication and grading submissions between vintage or “classic” trading cards and coins, and modern trading cards and coins, as vintage or classic collectibles generally are of significantly higher value than modern collectibles; and justify a higher average service fee. Furthermore, because a proportion of our costs of revenues are relatively fixed in nature in the short term, our gross profit margin is also affected by the overall volume of collectibles that we authenticate and grade in any period.

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

Our revenues and gross profit margin can also be affected by the number of primarily coin authentication and grading submissions we receive at collectibles trade shows, where we provide on-site authentication and grading services to show attendees, because show attendees typically request higher priced same-day turnaround for the coins they submit to us for authentication and grading at those shows. In addition, our cards and autographs business also provides on-site authentication and grading at one large national convention on an annual basis. For coins, the number of trade show submissions varies from period to period depending upon a number of factors, including the number and the timing of the shows in each period and the volume of collectible coins that are bought and sold at those shows by dealers and collectors. In addition, the number of such submissions and, therefore, the revenues and gross profit margin we generate from the authentication and grading of coins at trade shows can be impacted by dealer and collectors sentiment arising from short-term changes in the prices of gold that may occur around the time of shows, because short-term changes in gold prices can affect the willingness of dealers and collectors to sell and purchase coins at the shows. See Recent Developments: COVID-19 above which discusses the impact of cancelled trade shows on our revenues, as a result of COVID-19.

Our top five customers accounted, in the aggregate, for approximately 7% of our total revenues in the three and six months ended December 31, 2020, as compared to 11% and 10% in the same periods of the prior year. As a result, the loss of those customers, or a significant decrease in the volume of authentication and grading submissions from them, could cause our net revenues to decline and, therefore, could adversely affect our results of operations.

Impact of Economic Conditions on our Financial Performance. As discussed above, our operating results are affected by the number of collectibles transactions by collectibles dealers and collectors which, in turn, is primarily affected by (i) the cash flows generated by collectibles dealers and their confidence about future economic conditions, which affect their willingness and the ability of such dealers to purchase collectibles for resale; (ii) the availability and cost of borrowings because collectibles dealers often rely on borrowings to fund their purchases of collectibles, (iii) the disposable income available to collectors and their confidence about future economic conditions, because collectibles are generally purchased with disposable income; (iv) prevailing and anticipated rates of inflation and the strength or weakness of the U.S. dollar, and uncertainties regarding the strength of the economy in the United States, Western Europe and China, because conditions and uncertainties of this nature often lead investors and consumers to purchase or invest in gold and silver coins as a hedge against inflation or reductions in the purchasing power of the U.S. currency; as well as an alternative to investments in government bonds and other treasury instruments; and (v) the performance and volatility of the trading cards and gold and other precious metals markets, which can affect the level of purchases and sales of collectibles, because investors and consumers will often increase their purchases of those collectibles if they believe that the market prices of those assets will increase. As a result, the volume of collectibles transactions and, therefore, the demand for our authentication and grading services, generally increase during periods characterized by increases in disposable income or the availability of lower cost borrowings and increases in market price for collectibles, on the one hand, or increases in inflation or in gold prices, economic uncertainties and declines in business and consumer confidence or a weakening of the U.S. dollar on the other hand. By contrast, collectibles transactions and, therefore, the demand for our services generally decline during periods characterized by lower market prices for collectibles, economic downturns or recessions, declines in consumer and business confidence, an absence of inflationary pressures, or periods of stagnation or a downward trend in the market prices of gold. However, these conditions can sometimes counteract each other as it is not uncommon, for example, for investors to shift funds from gold to other investments during periods of economic growth and growing consumer and business confidence and from stocks and other investments to gold during periods of economic uncertainties and decreases in disposable income and consumer and in business confidence.

Additionally, although it may appear to be counterintuitive, we believe that the COVID-19 pandemic has actually contributed to the substantial increases we have experienced in trading card submissions and revenues in the three and six months ended December 31, 2020, because sports enthusiasts and other collectors have had to spend considerably more time at home and have been unable to attend live sporting events as a result of the COVID-19 pandemic and that, , in turn, appears to have led to renewed interest in collecting and in the on-line buying and selling of sports and other cards. There is no assurance that the renewed interest in collecting and in the on-line buying and selling of sports and other cards will continue after the pandemic finally subsides.

Factors That Can Affect our Liquidity and Financial Position. A substantial number of our authentication and grading customers pay our authentication and grading fees when they submit their collectibles to us or prior to the shipment of the collectibles back to them. As a result, historically, we have been able to rely on internally generated cash to fund our continuing operations.

In addition to the operating performance of our businesses, and, in particular our trading cards / autographs and coins businesses, which accounted for approximately 98% of our revenues in the three and six months ended December 31, 2020, our overall financial position can also be affected by other factors, including the Company’s tax position and effective tax rate, the dividend policy adopted by the Board of Directors from time to time, the Company’s decisions to invest in capital expenditures that may, benefit the business through operational efficiencies over time, the acquisition of established and/or early stage businesses and capital raising activities or stock repurchases. Furthermore, our domestic financial position can be impacted by delays in repatriating cash balances to the United States from China, due to exchange control regulations in China.

As discussed in note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and in “Liquidity and Capital Resources” below, the Company continues to have a $15,000,000 two-year unsecured revolving credit line through March 2022.

We expect that internally generated cash flows, current cash and cash equivalent balances and borrowings under our Credit Line, if necessary, will be sufficient to fund our operations at least through the end of December 2021.

Critical Accounting Policies and Estimates

During the three and six months ended December 31, 2020 there were no changes in our critical accounting policies or estimates which are described in Item 7 of our Fiscal 2020 10-K. Readers of this Report are urged to read that section of the Fiscal 2020 10-K for a more complete understanding and detailed discussion of our critical accounting policies and estimates.

Leases

The Company accounts for leases, which consist primarily of office and operations facilities, in accordance with Accounting Standards Codification (“ASC”) 842 Accounting for Leases. We recognize lease obligations and corresponding right-of-use (ROU) assets for non-cancelable operating leases. Therefore, the Condensed Consolidated Balance Sheets at December 31, 2020, and June 30, 2020, included elsewhere in this Report, includes the liability to make lease payments (the lease liability) and a right-of-use asset, representing our right to use the underlying asset for the lease term. We do not recognize lease assets or liabilities for leases with a term of 12 months or less and recognize lease expenses for such leases on a straight-line basis over the lease term. See Note 9-Leases to the accompanying condensed consolidated financial statements for additional information, included elsewhere in this Report. As a result of COVID-19, we reviewed our lease obligations for impairment and potential excess space reserve requirements and concluded there were no impairments or charges, required to be recognized at December 31, 2020.

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

Our primary source of revenue is the authentication and grading of collectibles, which represented about 93% of our consolidated revenues in the six months ended December 31, 2020. Our other sources of revenues represent the balance of our revenues which are small and individually account for less than 5% of total revenues.

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

Contract Balances. As discussed above, the timing of revenue recognition can differ from the timing of invoicing to customers. Contract liabilities are comprised of billings or payments received from our customers in advance of performance under the contract. We refer to these contract liabilities as “Deferred Revenue” in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2020, we recognized $1,070,000 and $3,376,000 in revenue from the deferred revenue balance of $4,968,000 at June 30, 2020.

Shipping and Handling Costs

Shipping and handling costs incurred to process and return customer collectibles submitted to us for grading or authentication are recorded as costs of revenues, net of amounts received from customers, in accordance with the guidance for Principals versus Agents as set out in ASC 606.

Goodwill and other Long-Lived Assets

We test the carrying value of goodwill and other indefinite-lived intangible assets at least annually on their respective acquisition anniversary dates, or more frequently if indicators of impairment are determined to exist. When testing for impairment, we consider qualitative factors, and when determined necessary, we proceed to a goodwill impairment test. When applying the impairment test, we apply a discounted cash flow model or an income approach in determining a fair value of the reporting unit on a total basis, which is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment of goodwill exists as of the measurement date. However, if the fair value is less than the carrying value, then goodwill impairment exists and an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized. However, the charge recognized would not exceed the total amount of goodwill.

During the first quarter ended September 30, 2020, we completed the annual goodwill impairment assessment with respect to the goodwill acquired in our fiscal year 2006 purchases of CCE and CoinFacts. We assessed qualitative factors, including the significant excess of their fair values over the respective carrying values in prior years, and any material changes in the estimated cash flows of the reporting units, and determined that it was more likely than not that the fair values of CCE and CoinFacts were greater than their respective carrying values, including goodwill, and therefore, it was not necessary to proceed to an impairment test.

Stock-Based Compensation Expense

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

Restricted Stock Awards: 2021, 2020 and 2019 Long Term Incentive Plans (“LTIPs”)

Retention Restricted Service Shares (“RSUs”)

To create incentives for the officers and other key employees (“LTIP Participants”) to remain in the Company’s service, RSUs were granted to them as follows:

Annual Grants. A total, net of forfeitures, of 16,864, 25,952 and 44,763 RSUs were granted in fiscal 2021, (through December 31, 2020), 2020 and 2019, respectively, with vesting in three annual installments on the last day of each of the fiscal years following the grants, with the vesting of each such installment contingent on the LTIP Participant remaining in the continuous service of the Company through the vesting date of that installment.

If a Participant’s continuous service with the Company ceases, for any reason whatsoever, including a termination of the Participant’s employment with or without cause, prior to any vesting date or dates, the then unvested RSUs will be forfeited. As discussed above, at the Effective time of the Merger, (1) any vesting conditions applicable to RSUs were automatically accelerated in full, and (2) such RSUs were cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such RSU award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Fiscal 2021, 2020 and 2019 Performance Restricted Shares (“PSUs”)

To create incentives for the LTIP Participants to focus their efforts on the achievement of increases in net cash flows (defined as net cash generated by the Company’s operating activities, minus capital expenditures and capitalized software costs), during the three years ending June 30, 2021, 2022 and 2023, (each a “Performance Period”), in fiscal 2021 (through December 31, 2020), 2020 and 2019, the Compensation Committee of the Board of Directors, granted 33,728, 51,905 and 89,542 PSUs (at maximum) respectively, to the LTIP Participants. Vesting of the PSUs was made dependent upon the achievement of net cash flow goals on an annual basis during each Performance Period, subject to possible downward or upward adjustment of 20% of the preliminary vested PSUs, based on a comparison of the Company’s annualized total shareholder return (“TSR”) for each Performance Period, to the annualized TSR of the Russell 2000 Index, for the same Performance Period. As the Compensation Committee establishes performance goals on an annual basis, threshold, target and maximum net cash flow goals were established for fiscal years 2021, 2020 and 2019 which give rise to a grant date for expense recognition purposes, assuming it is probable that the goals will be achieved. In the normal course, grant dates will be established for future year’s PSUs early in those fiscal years which will give rise to grant dates for expense recognition purposes.

For any of the PSUs to vest, an LTIP Participant must remain in the continuous service of the Company through June 30, 2021 for the fiscal 2019 PSUs, June 30, 2022 for the fiscal 2020 PSUs, and June 30, 2023 for fiscal 2021 PSUs and the threshold net cash flows goal must be achieved in at least one of the years, during the three year Performance Period. PSUs that fail to vest will be forfeited. As discussed above, at the Effective time of the Merger, (1) any vesting conditions applicable to PSUs were automatically accelerated in full, and (2) such PSUs were cancelled and the holder thereof became entitled to receive, without interest, an amount in cash equal to the product obtained by multiplying (A) the number of shares of common stock subject to such PSU award by (B) the Offer Price, less applicable taxes required to be withheld with respect to such payment.

Non LTIP Stock Awards

In the first quarter of fiscal 2021, 10,812 fully vested shares were granted to certain management employees and to five new outside directors appointed during the quarter, for an expense of approximately $503,000 in the six months ended December 31, 2020.

Accelerated Vesting

In the three and six months ended December 31, 2020, the vesting of a total of 43,792 LTIP equity awards (of which 41,450 had been granted to the Company’s CEO, Mr. Orlando), was accelerated in order to mitigate against potential adverse tax consequences under Section 280(g) of the Tax Code. Stock-based compensation expense of approximately $617,000 was recognized for the acceleration of these equity awards in the three and six months ended December 31, 2020.

Total stock-based compensation expense recognized in the three and six months ended December 31, 2020 was $1,816,000 and $2,956,000, respectively, as compared to $341,000 and $605,000 in the three and six months ended December 31, 2019.

Results of Operations for the Three and Six Months Ended December 31, 2020 as compared to the Three and Six Months Ended December 31, 2019

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

The following tables set forth the information regarding our net revenues for the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Authentication and grading fees	$32,877	92.8%	$17,766	91.3%	$15,111	85.1%
Other related revenues	2,563	7.2%	1,690	8.7%	873	51.7%
Total service revenues	$35,440	100.0%	$19,456	100.0%	$15,984	82.2%

	Six Months Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Authentication and grading fees	$61,574	93.0%	$35,866	90.4%	$25,708	71.6%
Other related revenues	4,651	7.0%	3,800	9.6%	851	22.4%
Total service revenues	$66,225	100.0%	$39,666	100.0%	$26,559	67.0%

The following tables set forth certain information regarding the increases (decreases) in net revenues in our larger markets (which are inclusive of revenues from our other related services) in the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Cards / autographs (1)	$23,066	65.1%	$8,079	41.5%	$14,987	185.5%
Coins:
United States	8,734	24.7%	8,026	41.2%	708	8.8%
China	2,019	5.7%	1,957	10.1%	62	3.2%
France & Hong Kong	856	2.4%	717	3.7%	139	19.4%
Total Coins	11,609	32.8%	10,700	55.0%	909	8.5%
Other (2)	765	2.1%	677	3.5%	88	13.0%
	$35,440	100.0%	$19,456	100.0%	$15,984	82.2%

	Six Months Ended December 31,
	2020		2019		2020 vs. 2019
		% of Net		% of Net	Increase (Decrease)
	Amount	Revenues	Amount	Revenues	Amounts	%
Cards / autographs (1)	$41,678	62.9%	$16,172	40.8%	$25,506	157.7%
Coins:
United States	17,900	27.0%	16,717	42.1%	1,183	7.1%
China	3,589	5.4%	3,264	8.3%	325	10.0%
France & Hong Kong	1,570	2.4%	1,701	4.3%	(131)	(7.7%)
Total Coins	23,059	34.8%	21,682	54.7%	1,377	6.4%
Other (2)	1,488	2.3%	1,812	4.5%	(324)	(17.9%)
	$66,225	100.0%	$39,666	100.0%	$26,559	67.0%

(1)	Consists of revenues from our PSA trading card authentication and grading business and our PSA/DNA autograph authentication and grading business.

(2)	Includes the revenues generated by our CCE subscription business, Coinflation.com, Collectors.com, the Expos trade shows and sales of products.

In the three months ended December 31, 2020, our total revenues increased by $15,984,000, or 82.2% to a quarterly record of $35,440,000, from $19,456,000 in the three months ended December 31, 2019. That increase was attributable to increases of $15,111,000, or 85.1%, in authentication and grading fees and $873,000, or 51.7%, in other related services.

In the six months ended December 31, 2020, our total revenues increased by $26,559,000, or 67.0%, to a first half-year record of $66,225,000 from $39,666,000 in the six months ended December 31, 2019. That increase was attributable to an increase of $25,708,000, or 71.6%, in authentication and grading fees and $851,000, or 22.4%, in other related services.

Revenues from other related services included increased collectors club revenues (for both our cards / autographs and coin businesses) and higher third-party affiliate revenue programs, partially offset by a reduction in Expos trade show revenues, due to COVID-19.

Cards/Autographs Revenues

Revenues from our trading cards / autographs business showed accelerated growth over prior year periods in the three and six months ended December 31, 2020 and revenues increased in the second quarter by 185.5% to a quarterly record of $23,066,000, due to record demand for our services over recent quarters. We have been increasing capacity, which has allowed us to increase the number of cards authenticated and graded over prior year periods, which combined with significantly higher ASPs earned from customers requiring faster turnaround times for their cards / autographs, resulted in the significant revenues increase in both the second quarter and the first-half of the year. Our card / autographs business has achieved quarter-over-quarter revenue growth in 41 of our last 42 quarters, although earlier period increases were not at current year levels.

The increases in volume of trading cards and autographs we were able to authenticate and grade during the first six months of this year comprised a higher mix of higher priced top-tier services which was reflected in a higher ASP as compared to the prior year six months. Our remaining backlog at December 31, 2020 was comprised, to a greater extent, of submissions for lower priced services. Consequently, we expect that the rate of growth of trading cards / autographs revenues will slow somewhat over time; but revenues in this year’s second half will nevertheless substantially exceed the trading cards / autographs revenues generated in the second half of last year.

Coin Revenues

U.S. coin revenues increased by 8.8% and 7.1% in this year’s second quarter and six months, respectively, as compared to the same respective periods of last year, and primarily reflected (i) higher modern fees of $968,000, or 48.6%, and $1,240,000, or 26.2% respectively, due to higher number of modern coins authenticated and graded from recent releases of coins by the Mint, and (ii) higher revenues of $286,000 and $503,000, primarily reflecting a higher number of world coins authenticated and graded in the current year periods in the U.S. Those increases were partially offset by lower coin show revenues of $395,000, or 29.6%, and $614,000, or 20.3%, respectively, due to the effects of COVID-19, as discussed above under the Recent Developments: COVID-19 and lower vintage coin revenues of $201,000 in this year’s second quarter, due to the absence of a large customer collection that was authenticated and graded in last year’s second quarter.

Our China operation continued to generate improved revenues, despite the impact of COVID-19 on the three and six months ended December 31, 2020. We generated revenues of about the same level as the second quarter of fiscal 2020, which was prior to COVID-19. In the current year periods, we added local authentication and grading capacity in China to help offset the effect of travel restrictions that continue to prevent our U.S. coin experts from travelling to China in support of authentication and grading events.

Revenue generation at our Hong Kong and France offices continued to suffer in the current year periods, due to the international travel restrictions. As a result, all coins submissions comprising the Hong Kong and France revenues need to be authenticated and graded in the U.S. and returned to those local offices, which delays turnaround times to customers and revenue generation at those offices.

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

With respect to our cards and autographs business, we plan on continuing to increase mainly operations and grading personnel capacity to address the continued record backlog in that business, and we will further utilize the additional space we began leasing in October 2020, in support of the growth of the business.

As previously disclosed, our third fiscal quarter ending March 31, 2021, is typically our seasonally strongest quarter of the year for coins in the United States due to the release of Gold and Silver Eagles by the Mint that occur in that quarter, and we are hopeful that this will continue this year’s third quarter. However, COVID-19 may adversely affect Mint production. See Recent Developments: COVID-19 above.

With respect to China, we will continue to focus on increasing local capacity to offset the travel restrictions discussed above which we expect will facilitate revenue growth over time. In addition, when travel restrictions are lifted, we will resume sending our U.S. experts to support that business.

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

Set forth below is information regarding our gross profit in the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amounts	% of Revenues	Amounts	% of Revenues
Gross profit	$22,703	64.1%	$10,923	56.1%	$42,014	63.4%	$23,032	58.1%

As indicated in the above table, our gross profit margin was 64.1% and 63.4%, respectively, for the three and six months ended December 31, 2020 as compared to 56.1% and 58.1% in the same periods of the prior year. The higher gross profit in the current year periods was, primarily, due to the higher ASP earned in our cards and autographs business, resulting from customers paying higher fees to obtain faster turnaround times of their trading card submissions and a higher number of cards authenticated and graded in the current year periods, due to increased capacity. As discussed in prior filings, there can be variability in the gross profit margin due to the mix of revenues within our businesses, and seasonality. During the three years ended June 30, 2020, our quarterly gross profit margins varied between 53% and 62%.

Selling and Marketing Expenses

Selling and marketing expenses include advertising and promotions costs, trade-show related expenses, customer service personnel costs, business development incentives, depreciation and outside services. Set forth below is information regarding our selling and marketing expenses in the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Selling and marketing expenses	$2,414	$2,489	$4,683	$5,122
Percent of net revenue	6.8%	12.8%	7.1%	12.9%

As indicated in the above table, selling and marketing expenses decreased to 6.8% and 7.1% of net revenues in the three and six months ended December 31, 2020, respectively, as compared to 12.8% and 12.9% in the same periods of the prior year. We benefited from having a record backlog in our cards / autographs business which did not require investment in sales and marketing programs. In absolute dollars, selling and marketing expenses were substantially unchanged in this year’s second quarter and decreased by $439,000 in this year’s six months ended December 31, 2020, primarily due to the cancellation of trade shows as a consequence of COVID-19. Those cost savings were partially offset by higher business development and customer service personnel costs incurred, due to the growth of our cards and autographs business.

General and Administrative Expenses

General and administrative (“G&A”) expenses are comprised primarily of compensation paid to general and administrative personnel, including executive management, finance and accounting and information technology personnel, non-cash stock-based compensation expense, facilities management costs, depreciation, amortization and other miscellaneous expenses. Set forth below is information regarding our G&A expenses in the three and six months ended December 31, 2020 and 2019, (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
General and administrative expenses	$10,284	$5,160	$19,517	$9,999
Percent of net revenue	29.1%	26.5%	29.4%	25.3%

As indicated in the above table, G&A expenses increased to 29.1% and 29.4% of revenues in the three and six months ended December 31, 2020, respectively, as compared to 26.5% and 25.3% in the same periods of the prior year. In absolute dollars, G&A expenses increased by $5,124,000 in this year’s second quarter and by $9,518,000 in the six months ended December 31, 2020 as compared to same periods of the prior year and primarily included (i) higher professional fees of $3,071,000 and $5,307,000 in the three and six months ended December 31, 2020, respectively, incurred in connection with the Tender Offer which was negotiated in this year’s second quarter and the resolution of the activist issue in this year’s first quarter and (ii) higher non-cash stock based compensation costs of $1,463,000 and $2,349,000, respectively, in the three and six months ended December 31, 2020 (see below).

Stock-Based Compensation

As discussed in Note 1, to the Company’s condensed consolidated financial statements, included elsewhere in this report, and Critical Accounting Policies and Estimates: Stock-Based Compensation Expense above, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Included In:	2020	2019	2020	2019
Selling and marketing expenses	$24	$12	$31	$29
General and administrative expenses	1,792	329	2,925	576
	$1,816	$341	$2,956	$605

The increases in non-cash stock based compensation expense to $1,816,000 and $2,956,000 in the three and six months ended December 31, 2020 as compared to the $341,000 and $605,000 in the three and six months ended December 31, 2019, were primarily attributable to (i) the grant of fully vested shares, with grant date fair values of $503,000 to certain management employees and five new outside directors during the first quarter and (ii) increased expense recognized under the Company’s multi-year LTIPs and (iii) approximately $617,000 of expense attributable to the accelerated vesting of shares that occurred in December 2020, in connection with the Tender Offer.

The following table sets forth unrecognized non-cash stock-based compensation expense totaling $3,742,000 related to unvested stock-based equity awards outstanding at December 31, 2020, which represents the expense currently expected to be recognized through June 30, 2023, on the assumption that the holders of the equity awards will remain in the Company’s service through that date. The amounts in the table do not include the costs of (i) possible grants of additional stock-based compensation awards in the future, (ii) PSUs granted in fiscal 2021 and 2020, for which goals are to be established in fiscal 2022 and 2023 and (iii) the effect of the change of control that will occur if the Tender Offer is consummated, as discussed in under Recent Developments: Tender Offer above.

Fiscal Year Ending June 30,	Amount (in thousands)
2021 (remaining 6 months)	$2,050
2022	1,289
2023	403
$3,742

Income Tax Expense

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In Thousands)
Provision for income taxes	$2,787	$664	$4,652	$1,759

The income tax provisions in the three and six months ended December 31, 2020 and 2019, were determined based on estimated annual effective tax rates (“ETR”) of approximately 27%, and 26%, respectively, as compared to 20% and 22% in the same periods of the prior year. All periods were adjusted for excess tax benefits or deficiencies. The ETRs in the three and six months ended December 31, 2020, reflect limitations on the deductibility of (i) Tender Offer transaction costs, that were incurred in this year’s second quarter and (ii) compensation costs in accordance with Section 162(m) of the Federal Tax Code.

Liquidity and Capital Resources

Cash and Cash Equivalent Balances

Historically, we have been able to rely on internally generated funds, rather than borrowings, as our primary source of funds to support our operations, because many of our authentication and grading customers pay our fees at the time they submit their collectibles to us for authentication and grading or prior to the shipment of their collectibles back to them. In addition, as discussed below, we have borrowings of $1.3 million at December 31, 2020 under our Term Loan and we have $15 million of availability, but no borrowings, under our Revolving Line of Credit.

At December 31, 2020, we had cash and cash equivalents of approximately $42,646,000, as compared to cash and cash equivalents of $28,640,000 at June 30, 2020.

Cash Flows

Cash Provided by Operating Activities. During the six months ended December 31, 2020 and 2019, net cash provided by continuing operating activities was $22,817,000 and $7,917,000, respectively. The increase in cash provided by operating activities in the six months ended December 31, 2020, reflects the significantly higher operating results of our businesses in that period, as adjusted for non-cash expenses and changes in working capital. The higher level of accounts payable and accrued expenses at December 31, 2020 as compared to June 30, 2020, reflects approximately $3.0 million of accrued professional fees incurred in connection with the Tender Offer. In addition, the increase in deferred revenues of $2.6 million at December 31, 2020 as compared to June 30, 2020, reflects higher Collector Club memberships, resulting from an increase in the number of Collectors Club members and higher customer advance payments for services and subscriptions.

Cash used in Investing Activities. Investing activities used cash of $3,288,000 and $1,424,000 in the six months ended December 31, 2020 and 2019, respectively. In the six months ended December 31, 2020, we used $2,570,000 for capital expenditures (comprised IT and infrastructure costs incurred due to the addition of operations personnel to increase capacity, combined with on-going tooling requirements to support the growth of the business) and $718,000 for capitalized software costs. In the six months ended December 31, 2019, we used $803,000 for capital expenditures and $621,000 for capitalized software costs.

Cash used in Financing Activities. In the six months ended December 31, 2020 and 2019, financing activities used net cash of $5,523,000 and $3,529,000, respectively. The cash dividends paid to stockholders were $3,169,000 in six months ended December 31, 2020, as compared to $3,154,000 in the six months ended December 31, 2019. In both six months periods, we repaid $375,000 under our Term Loan (see “Term Loan” below) and in the six months ended December 31, 2020, we used cash of $1,979,000 to satisfy tax withholdings for employee vested awards under our equity incentive programs.

Outstanding Financial Obligations

Lease Obligations

The Company has various operating lease commitments for facilities and equipment some of which contain renewal options. On February 3, 2017, the Company, as tenant, entered into a triple net lease pursuant to which the Company is leasing approximately 62,755 rentable square feet space, through September 2028, for its operations and headquarters facility in Santa Ana, California. On October 1, 2020, the Company signed an amendment to this lease to increase the rentable square feet by 62,870, to a total of 125,625 square feet of space occupied. As of December 31, 2020, the remaining aggregate minimum obligations over the term of the expanded lease was approximately $18.2 million.

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

At December 31, 2020, future minimum lease payments under the lease agreements associated with our operations were as follows (in thousands):

Year Ending June 30,	Gross Amount
2021 (remaining 6 months)	$1,287
2022	2,262
2023	1,680
2024	1,798
2025	2,940
Thereafter	10,155
$20,122

Term Loan. As previously reported, on September 15, 2017 the Company obtained a five-year, $3,500,000 unsecured term loan. In October 2018, the Company began repaying the then term loan balance of $3,000,000 in 48 equal monthly principal payments of $62,500, or $750,000, on an annual basis, through September 2022. There are no prepayment penalties on loan repayments.

The agreement governing the term loan contains two financial covenants, which require the Company to maintain (a) a funded debt coverage ratio and (b) a debt service coverage ratio, respectively. The loan agreement also contains certain other covenants typical for this type of loan, including a covenant which provides that, without the lender’s consent, the Company may not incur additional indebtedness for borrowed money, except for (i) borrowings under the Company’s revolving credit line, (ii) purchase money indebtedness and (iii) capitalized lease obligations. The Company was in compliance with those loan covenants at December 31, 2020.

At December 31, 2020, the Company had $1,313,000 of outstanding borrowings under this Term Loan of which $750,000 is classified as a current liability and $563,000 is classified as a long-term liability in the condensed consolidated balance sheet at December 31, 2020, included elsewhere in this Report.

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

The Credit Line agreement contains a financial covenant that requires the Company to maintain a funded debt coverage ratio, similar to the debt coverage ratio that is applicable to the term loan (see above) and certain other covenants typical for this type of credit. At December 31, 2020 the Company was in compliance with those covenants. Availability to borrow under the line of credit was $15,000,000 at December 31, 2020 as there were no borrowings outstanding under the line of credit as of that date.

Dividends. Our dividend policy during the period called for us to pay quarterly cash dividends of $0.175 per share of common stock to our stockholders, for an expected total annual cash dividend of $0.70 per common share.

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

Due to the cash and cash equivalent balances that we maintain, we are exposed to risk of changes in short-term interest rates. At December 31, 2020, we had $42,646,000 in cash and cash equivalents, of which, $37,460,000 was invested in money market accounts, and the balance of $5,186,000 (which is inclusive of cash in overseas bank accounts) was held in non-interest bearing bank accounts. Changes in short-term interest rates could result in changes in the amount of income we are able to generate on available cash. However, due to prevailing lower interest rates, any adverse impact on our operating results from reductions in interest rates is not expected to be material.

We do not engage in any activities that would expose us to significant foreign currency exchange rate risk or commodity price risks. When considered appropriate, we repatriate excess cash from foreign operations. Overseas cash balances were approximately $3,101,000 at December 31, 2020, of which $2,163,000 was in China. Due to the evolving exchange control rules in China, delays can be experienced in transferring funds from China to Hong Kong or the United States.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 that we filed with the SEC on August 26, 2020; except as follows:

The increase in the rate of growth of our revenues from the authentication and grading of trading cards and autographs experienced in the six months ended December 31, 2020 is likely to slow over time. The lifting of restrictions on outdoor activities imposed in response to the COVID-19 pandemic could also lead to a decline in trading cards and autographs revenues in the longer term.

The substantial increase in the rate of growth of the revenues we generated from the authentication and grading of sports and other cards and autographs during the first half of fiscal 2021 may decline in the future. As we have reported, that record was achieved primarily as a result of (i) record demand for the authentication and grading of sports and other cards and autographs, which we believe is at least attributable in part to the COVID-19 lockdown and restrictions on attending sporting events, which have led sports enthusiasts and card collectors to increase their online purchases and sales and trading of sports and other cards, (ii) a substantial increase in ASPs earned, because more customers were willing to pay higher prices for top-tier services, including faster authentication and grading turnaround times, and (iii) an increase in volume of trading cards and autographs we were able to authenticate and grade during the six months ended December 31, 2020. However, the remaining backlog of trading cards and autograph submissions at December 31, 2020 was comprised, to a greater extent, of submissions for lower priced services. In addition, the prices that customers are prepared to pay for our card grading and authentication services are driven by the values realized (or realizable) in the collectibles market, and we have no control over those values such that if values realized decline, then collectors may not submit cards for authentication and grading, or submissions may qualify for lower-tier services, with resulting reductions to us in average selling price, gross profit margins and operating income. Therefore, we expect that the rate of growth of trading cards / autographs revenues will slow somewhat over time. Also, when restrictions on outdoor activity imposed in response to the COVID-19 pandemic are lifted and sports fans are again able to attend sporting events, there is no assurance that demand for our cards / autographs authentication and grading services experienced during the first half of fiscal 2021 will not decrease and cause a decline in those revenues over the longer term.

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

COLLECTORS UNIVERSE, INC.

Date:	February 12, 2021	By:	/s/ JOSEPH J. ORLANDO
Joseph J. Orlando
President and Chief Executive Officer

COLLECTORS UNIVERSE, INC.

Date:	February 12, 2021	By:	/s/ JOSEPH J. WALLACE
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